Form 10-K
period 2004-12-31
WAMU MORTGAGE PASS THROUGH CERTIFICATES SERIES 2001-AR3
filed 2005-03-30
CIK 1162063

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

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


            WAMU MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2001-AR3
     ---------------------------------------------------------------------
            (Title of each class of securities covered by this Form)

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


Not applicable.



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

Item 14. Principal Accountant Fees and Services.

     Not applicable.


                                     Part IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report.

     1. Not applicable.

     2. Not applicable.

     3. Not applicable.

(b) Exhibits required by Item 601


Exhibit No.             Description

31                      Rule 13a-14(d) Certification


99.1 Officer's Certificate regarding Annual Statement of Compliance of Washington Mutual Mortgage Securities Corp., dated March 29, 2005


99.2                    Independent Accountants'
                        Report on Management's
                        Assertion Concerning
                        Compliance with Washington
                        Mutual Mortgage Securities
                        Corp.'s Minimum Servicing
                        Standards as of and for the
                        year ended December 31, 2004
                        (incorporated by reference
                        to the designated exhibit
                        included in the registrant's
                        Current Report on Form 8-K,
                        filed on March 29, 2005,
                        (SEC File No. 333-67140))


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

WAMU MORTGAGE PASS-THROUGH CERTIFICATES, SERIES 2001-AR3


EVENT REPORTED
Monthly Distribution Report sent to
holders of the Certificates for                   Date Distribution Report
payments made in:                                 Filed on Form 8-K:
-----------------                                 ------------------

December 2003                                     January 7, 2004
January 2004                                      February 4, 2004
February 2004                                     March 3, 2004
March 2004                                        April 5, 2004
April 2004                                        May 3, 2004

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2005         WASHINGTON MUTUAL MORTGAGE SECURITIES CORP.


                            By: /s/ Thomas G. Lehmann
                                -------------------------------------
                               Thomas G. Lehmann,
                              First Vice President